Form 10-K
period 2001-06-30
UACSC 2001-A OWNER TRUST
filed 2001-08-27
CIK 1136381

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended June 30, 2001,
                        Commission File No. 333-42046-02

                             UACSC 2001-A OWNER TRUST
             (Exact name of registrant as specified in its charter)

           Delaware                                 35-1937340
   State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization                 Identification Number)
                                                 UAC Securitization
                                                 Corporation

     9240 Bonita Beach Road   Suite 1109-A
     Bonita Springs, Florida                            34135
     (address of principal                            (zip code)
     executive offices)
     UAC Securitization Corporation

     Registrant's telephone number including area code    (941) 948-1850

     Securities registered pursuant to Section 12 (b) of the Act: None

     Securities registered pursuant to Section 12 (g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1937 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes      X           No

     DOCUMENTS INCORPORATED BY REFERENCE:    None

     The Registrant (the UACSC 2001-A Owner Trust, or the "Trust") is an automobile receivable securitization trust formed pursuant to a Trust and Servicing Agreement dated as of February 24, 2001 among UAC Securitization Corporation, as "Seller," Union Acceptance Corporation, as "Servicer," and First Union Trust Company, National Association, as "Owner Trustee" (the "Agreement"). The Registrant is filing this Form 10-K and has filed current reports on Form 8-K monthly in lieu of reports on Form 10-Q and compliance with certain other requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which are otherwise applicable to the Trust, on the basis of the SEC staff position described in numerous no-action letters applicable to securities such as those issued pursuant to the Agreement. See, e.g., Prime Credit Card Master Trust (pub. available October 16, 1992), Private Label Credit Card Master Trust (pub. available May 20, 1992), Sears Receivable Financing Group, Inc. (pub. available March 31, 1992), Discover Financing Group, Incorporated,
Discover Card Trust 1991-E (pub. available February 13, 1992), Bank One Auto Trust 1995-A (pub. available August 16, 1995) and Volkswagen Credit Auto Master Trust (pub. available May 9, 1997).

                                     PART I



     Item 1. Business.

          The sole and only "business" of the Trust is the collection and distribution of payments on the automobile and light truck receivables, in the manner described in the Registration Statement. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

     Item 2.  Properties.

          The Trust does not have any  physical  properties.  Accordingly,  this
     Item 2 is inapplicable.

     Item 3.  Legal Proceedings.

          There are no material pending legal proceedings involving either the Trust, or, with respect to any Notes or any other trust property, involving the Owner Trustee, the Seller or the Servicer.

     Item 4.  Submission of Matters to a Vote of Security Holders.

          No votes or consents of Noteholders were solicited during the fiscal year ended June 30, 2001 for any purpose.

                                     PART II

     Item 5. Market Price or and Dividends on the Registrant's Equity and Related Stockholder Matters.

          There is no established public trading market for the Notes.

     Item 6.  Selected Financial Data.

          No financial data is required of UAC Securitization Corporation, as Registrant (Registration Statement No. 333-42046 on Form S-3), inasmuch as the Registration Statement was filed for and on behalf of UACSC 2001-A Owner Trust and, furthermore, because UAC Securitization Corporation is not a guarantor of any of the payments due from the Trust to the Noteholders.

          The regular monthly report form, which the Indenture Trustee is required to include with each monthly distribution of Trust assets to Noteholders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the Agreement and the Indenture related to the Trust to be reportable to Noteholders. The UACSC 2001-A Owner Trust Monthly Servicer Report for the month ended June 30, 2001, and the December 31, 2000 and 1999 Financial Statements of MBIA, Inc., the parent of MBIA Insurance Corporation, the insurer, are incorporated herein by reference and attached hereto as Exhibits (Exhibit Nos. 99-1 and 99-2, respectively). The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide meaningful additional information.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the monthly statements.

     Item 8.  Financial Statements and Supplementary Data.

          As discussed above, furnishing the traditional financial information required by Item 8 of Form 10-K would not add relevant information to that provided by the foregoing statements.

     Item 9. Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

     Item 10.  Directors and Executive Officers.

          Not applicable.

     Item 11.  Executive Compensation.

          Not applicable.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          As of August 6, 2001, there were a total of 35 Registered Noteholders, all of whom maintained their security positions with the Depository Trust Company. While some of these Noteholders' security positions in the Trust exceeded 5% of the outstanding Note Balance, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

     Item 13.  Certain Relationships and Related Transactions.

          Union Acceptance Corporation, as Servicer, and UAC Securitization Corporation, as certificateholder, receive payments from the Trust in accordance with the terms of the Agreement and the Indenture related to the Trust.


                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          A report on Form 8-K was filed at the end of each month during the previous fiscal year, or portion thereof, which contained the applicable servicer report for the related collection periods during the period covered by this report. In addition a Form 8-K was filed on or about March 13, 2001 related to the Closing of the sale of the Notes which included the definitive Trust and Servicing Agreement, definitive Indenture and the consent of the independent accountants to the insurer. Incorporated herein and attached hereto as Exhibit 99.1 is a copy of the Monthly Servicer Report to the Trust for the month ended June 30, 2001, and as Exhibit 99.2 the December 31, 2000 and 1999 Financial Statements of MBIA, Inc., the parent of MBIA Insurance Corporation, the insurer.

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized Servicer of the UACSC 2001-A Owner Trust, for and on behalf of UACSC 2001-A Owner Trust.

                                            UACSC 2001-A Owner Trust

                                  By:  Union Acceptance Corporation, as Servicer


     Date: August 27, 2001        By: /s/ Melanie S. Otto
                                     -------------------------------------------
                                      Melanie S. Otto
                                      Vice President

                                  EXHIBIT INDEX

         No.      Description
         ---      -----------

         4.1 Trust and Servicing Agreement respecting the UACSC 2001-A Owner Trust (incorporated by reference to Exhibit 4.1 to Form 8-K filed on or about March 13, 2001).

         4.2      Indenture    respecting   the   UACSC   2001-A   Owner   Trust
                  (incorporated by reference to Exhibit 4.2 to Form 8-K filed on or about March 13, 2001).

         99.1 UACSC 2001-A Owner Trust Monthly Servicer Report: Month Ended June 30, 2001.

         99.2 The consolidated financial statements of MBIA, Inc. and its subsidiaries as of December 31, 2000 and December 31, 1999 and for each of the three years in the period ended December 31, 2000, included in the Annual Report on Form 10-K of MBIA, Inc. for the year ended December 31, 2000, which was filed by MBIA, Inc. with the SEC on March 30, 2001, are incorporated by reference.